Form 10-Q
period 1996-06-29
WHITE ROSE FOODS INC
filed 1996-08-13
CIK 915433

- - ----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             -------------------

                                  FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 29, 1996             Commission File No. 33-72284

                                 ------------

                              WHITE ROSE FOODS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               22-3172841
        (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification Number)


           380 Middlesex Avenue                             07008
           Carteret, New Jersey                           (Zip Code)
 (Address of principal executive offices)



          Registrant's telephone number including area code:  (908) 541-5555
                                    ----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X           No
                               ----------         ----------








As of July 24, 1996, there were 100.612 shares of Class A Common Stock, par value of $.01, outstanding.

- - ----------------------------------------------------------------------------

                        WHITE ROSE FOODS, INC. AND SUBSIDIARIES


                                         INDEX



PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Consolidated Condensed Balance Sheets,
      December 30, 1995 and June 29, 1996 (Unaudited).............      1

     Consolidated Condensed Statements of Operations,
      Twenty-Six Weeks and Thirteen Weeks Ended
      July 1, 1995 and June 29, 1996 (Unaudited)..................      2

     Consolidated Condensed Statement of Stockholders' Equity,
      Twenty-Six Weeks Ended June 29, 1996 (Unaudited)............      3

     Consolidated Condensed Statements of Cash Flows,
      Twenty-Six Weeks Ended July 1, 1995 and June 29, 1996
      (Unaudited).................................................      4

     Notes to Consolidated Condensed Financial Statements.........      5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................      6


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.....................................      9

Item 6.     Exhibits and Reports on Form 8-K......................      9

Signatures........................................................     10

                        White Rose Foods, Inc. and Subsidiaries
                         Consolidated Condensed Balance Sheets
                                     (in thousands)


                                                December 30,   June 29,
                                                   1995         1996
                                                             (Unaudited)
                    ASSETS
Current Assets:
   Cash.........................................       $365       $638
   Accounts and notes receivable................     70,864     64,322
   Inventories..................................     52,331     50,120
   Prepaid expenses.............................      3,480      3,703
                                                      -----      -----
          Total current assets..................    127,040    118,783
                                                    -------    -------
Property, Plant & Equipment
   Cost.........................................     71,043     71,324
   Accumulated depreciation.....................    (10,985)   (13,541)
                                                     ------     ------
   Net..........................................     60,058     57,783
                                                     ------     ------
Long-term notes receivable......................     14,631     16,862
Other assets....................................     12,680     12,569
Deferred financing costs........................      5,309      4,741
Excess of costs over net assets acquired........     98,613     97,167
                                                     ------     ------
                                                   $318,331   $307,905
                                                    =======    =======
         LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable................................    $32,303    $35,987
   Accounts payable.............................     58,414     47,732
   Accrued expenses.............................     25,307     24,788
   Current installment long-term obligations....      3,771      3,869
                                                      -----      -----
          Total current liabilities.............    119,795    112,376
                                                    -------    -------
Long-term debt..................................    153,567    151,006
Capital lease liability.........................     33,902     32,731
Other long-term liabilities.....................      9,132      8,090

Stockholders' Equity:
   Common stock.................................          -          -
   Additional paid-in-capital...................     18,444     18,444
   Accumulated deficit..........................    (16,509)   (14,742)
                                                     ------     ------
          Total stockholders' equity............      1,935      3,702
                                                      -----     ------
                                                   $318,331   $307,905
                                                    =======    =======

              See Notes to Consolidated Condensed Financial Statements

                        White Rose Foods, Inc. and Subsidiaries
                    Consolidated Condensed Statements of Operations
                                     (in thousands)

                                Thirteen weeks ended  Twenty-six weeks ended
                                --------------------  ----------------------
                                July 1,     June 29,  July 1,     June 29,
                                 1995        1996      1995          1996
Revenue:
  Net Sales.....................$254,125   $258,322    $509,003    $522,183
  Storage revenue...............     377        389         751         748
                                     ---        ---         ---         ---
        Total Revenue........... 254,502    258,711     509,754     522,931
Cost of Products Sold........... 228,769    230,491     458,997     467,214
                                 -------    -------     -------     -------
Gross Profit-exclusive of
 warehouse expense shown below..  25,733     28,220      50,757      55,717

  Warehouse expense.............   9,482      9,999      19,925      20,248
  Transportation expense........   5,859      5,330      11,638      10,955
  Selling, general and
  administrative expense........   5,691      6,063      11,452      12,139
  Amortization-excess of cost
  over net assets acquired......     723        723       1,446       1,446
                                     ---        ---       -----       -----
Operating Income................   3,978      6,105       6,296      10,929

  Interest expense-net..........   6,246      5,889      12,113      12,027
  Amortization-deferred
  financing costs...............     396        284         781         568
  Other <income>-net............  (1,789)    (1,784)     (3,652)     (3,214)
                                   -----      -----       -----       -----
<Loss> income before
 extraordinary item.............    (875)     1,716      (2,946)      1,548
Extraordinary gain on extinguishment
of debt-net of tax..............       0        219           0         219
                                     ---        ---         ---         ---
Net <loss> income...............   ($875)    $1,935     ($2,946)     $1,767
                                    ====     ======      ======      ======

              See Notes to Consolidated Condensed Financial Statements

                        White Rose Foods, Inc. and Subsidiaries
               Consolidated Condensed Statement of Stockholders' Equity
                           (in thousands, except share data)
                                     (unaudited)

                                           Additional
                     Class A Common Stock   Paid-In
                       Shares    Amount     Capital   (Deficit)   Total
Balance at
 December 30, 1995     100.612   $  --      $18,444   ($16,509)   $1,935

Net income:
 twenty-six weeks
 ended June 29, 1996     --         --           --      1,767     1,767
                       -------     ---       ------     ------     -----
Balance at
 June 29, 1996         100.612    $ --      $18,444   ($14,742)   $3,702
                       =======     ===       ======     ======     =====

              See Notes to Consolidated Condensed Financial Statements

                        White Rose Foods, Inc. and Subsidiaries
                     Consolidated Condensed Statement of Cash Flows
                                      (in thousands)
                                                     Twenty-six weeks ended
                                                       July 1,    June 29,
                                                        1995        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
<Loss> income from operations......................    ($2,946)     $1,767
Adjustments to reconcile net income to net cash
 used in operating activities
   Extraordinary gain on the extinguishment of
   debt-net of tax.................................          0        (219)
   Depreciation and amortization...................      1,845       2,315
   Amortization....................................      2,470       2,277
   Provision for bad debts.........................      1,050       1,300
   Increase in prepaid pension cost................       (210)       (210)
   Noncash interest expense........................      2,521       2,853
   Noncash interest income.........................       (428)       (473)
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable.............................      5,837       5,242
   Inventory.......................................      2,491       2,211
   Prepaid expenses & other current assets.........     (1,114)       (204)
   Long-term receivables...........................        348      (1,759)
   Others assets...................................       (321)        322
  Increase (decrease) in:
   Accounts payable, accrued expenses and
    other liabilities..............................    (17,475)    (12,370)
                                                        ------      ------
Net cash <used in> provided by operating activities     (5,932)      3,052
                                                         -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment..........     (1,263)       (342)
                                                         -----         ---
Net cash used in investing activities..............     (1,263)       (342)
                                                         -----         ---
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit......      3,819       3,684
Refinancing of Farmingdale, NY property............      6,600           0
Capital lease payments.............................     (2,885)     (1,101)
Long-term debt payments............................       (381)     (5,020)
Deferred financing fees paid.......................       (209)          0
                                                           ---           -
Net cash provided by <used in> financing activities      6,944      (2,437)
                                                         -----       -----
<Decrease> increase in cash........................       (251)        273
Cash at beginning of period........................        751         365
                                                           ---         ---
Cash at end of period..............................       $500        $638
                                                           ===         ===
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest.......................................     $9,628      $9,604
                                                         =====       =====
    Income Taxes...................................       $112         $71
                                                           ===          ==
              See Notes to Consolidated Condensed Financial Statements

                    WHITE ROSE FOODS, INC AND SUBSIDIARIES

                                  NOTES TO

           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.     BASIS OF PRESENTATION

White Rose Foods, Inc. is a company which was formed to serve as a holding company for all of the stock of Di Giorgio Corporation ("Di Giorgio"). DIG Holding Corp contributed 100% of the outstanding voting stock of Di Giorgio to White Rose Foods, Inc. in exchange for shares of common stock of White Rose Foods, Inc. In addition, White Rose Foods, Inc. purchased 100% of the non-voting stock common stock of Di Giorgio from DIG Holding Corp in exchange for a note which was repaid in connection with the White Rose Foods, Inc $63.5 million face value senior discount note offering. Since these transactions were among companies under common control, the acquisition of Di Giorgio by White Rose Foods, Inc. has been accounted for as if it were a pooling of interest and the financial statements reflect 100% ownership of Di Giorgio's operations for all periods. White Rose Foods, Inc. and subsidiaries (collectively "the Company") had no operations other than Di Giorgio's for all periods.

The consolidated condensed balance sheet as of June 29, 1996, the consolidated condensed statements of operations for the twenty-six weeks and the thirteen weeks ended July 1, 1995 and June 29, 1996, , the consolidated condensed statement of stockholders' equity for the twenty-six weeks ended June 29, 1996, and the consolidated condensed statements of cash flows for the twenty-six weeks ended July 1, 1995 and June 29, 1996 and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 1995 and Form 10Q for the quarter ended March 30, 1996, filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

Item 2.     Management's Discussion and Analysis of Financial Condition and
           Results of Operation

Results of operations for the thirteen weeks ended June 29, 1996 and July 1,
1995

Net sales for the thirteen weeks ended June 29, 1996 increased $4.2 million or 1.7% to $258.3 million as compared to $254.1 million in the thirteen weeks ended July 1, 1995. The increase primarily reflects higher same customer sales.

Gross margin (excluding warehouse expense) increased to 10.9% of net sales in the thirteen weeks ended June 29, 1996 from 10.1% of net sales in the prior period as a result of a more favorable mix of product sold as well as improved purchasing efficiencies at the Company's dairy division.

Warehouse expense increased to 3.9% of net sales or $10.0 million in the thirteen weeks ended June 29, 1996 as compared to 3.7% of net sales or $9.5 million in the prior period as improvements in the grocery and frozen divisions were offset by higher temporary costs in the dairy division as it undergoes a change in its receiving and warehousing systems. In addition, beginning with the second quarter of 1996, the entire cost of the Kearny facility is included in current operations whereas in the past it had been included as part of a facility integration expense reserve stemming from the acquisition of the Royal dairy division in 1994.

Transportation expense decreased to 2.1% of net sales or $5.3 million in the thirteen weeks ended June 29, 1996 from 2.3% of net sales or $5.9 million in the prior period as a result of better utilization of its transportation fleet. This was accomplished through the use of larger trailers and more structured delivery schedules thereby reducing the number of deliveries. These savings were partly offset by higher wages.

Selling, general and administrative expense increased to 2.3% of net sales or $6.1 million in the thirteen weeks ended June 29, 1996 from 2.2% of net sales or $5.7 million in the prior period.

Other income remained relatively flat at approximately $1.8 million.

Interest expense decreased to $5.9 million in the thirteen weeks ended June 29, 1996 from $6.2 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt, which reduction resulted from the retirement of $4.8 million of the Di Giorgio's 12% senior notes .

Due to both book and tax net operating loss carryforwards, the Company did not record an income tax provision.

The Company recorded net income for the thirteen weeks ended June 29, 1996 of $1.9 million, which included a $219,000 net gain on the extinguishment of $4.8 million of Di Giorgio's 12% senior notes. The $1.9 million net profit for the quarter compares to a net loss $875,000 in the comparable prior year period.

Results of operations for the twenty-six weeks ended June 29, 1996 and July 1, 1995

Net sales for the twenty-six weeks ended June 29, 1996 increased $13.2 million or 2.6% to $522.2 million as compared to $509.0 million in the twenty-six weeks ended July 1, 1995. The increase sales primarily reflects higher same customer sales.

Gross margin (excluding warehouse expense) increased to 10.7% of net sales in the twenty-six weeks ended June 29, 1996 from 10.0% of net sales in the prior period as a result of a more favorable mix of product sold as well as improved purchasing efficiencies at the Company's dairy division.

Warehouse expense remained constant at 3.9% of net sales as improvements in the grocery and frozen divisions were offset by higher temporary costs in the dairy division as it undergoes a change in its receiving and warehousing systems. In addition, beginning with the second quarter of 1996, the entire cost of the Kearny facility is included in current operations whereas in the past it had been included as part of a facility integration expense reserve stemming from the acquisition of the Royal dairy division in 1994.

Transportation expense decreased to 2.1% of net sales or $11.0 million in the twenty-six weeks ended June 29, 1996 from 2.3% of net sales or $11.6 million in the prior period as a result of better utilization of its transportation fleet. This was accomplished through the use of larger trailers and more structured delivery schedules thereby reducing the number of deliveries. These savings were partly offset by higher wages.

Selling, general and administrative expense remained flat at 2.3% of net sales.

Other income declined to $3.2 million from $3.7 million in the prior period reflecting the inclusion in the prior period of a one-time settlement of a lawsuit for approximately $500,000.

Interest expense decreased to $12.0 million in the twenty-six weeks ended June 29, 1996 from $12.1 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt, which reduction resulted from the retirement of $4.8 million of the Di Giorgio 12% senior notes.

Due to both book and tax net operating loss carryforwards, the Company did not record an income tax provision.

The Company recorded net income for the twenty-six weeks ended June 29, 1996 of $1.8 million, which included a $219,000 gain on the extinguishment of $4.8 million of the Di Giorgio 12% senior notes, net of tax, as compared to a net loss $2.9 million in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated debt service requirements, working capital needs, and capital expenditures during fiscal 1996.

During the twenty-six weeks ended June 29, 1996, cash flow provided by operating activities was $3.1 million consisting primarily of cash generated from net income, non-cash expenses and declines of $2.2 million in inventory and $5.2 million in net receivable levels being partially offset by a $12.4 million decrease in accounts payable, accrued expense and other liabilities.

Cash flow used in investing activities during the twenty-six weeks ended June 29, 1996 was approximately $342,000, all of which was used for capital expenditures. Net cash used in financing activities was approximately $2.4 million, primarily used to retire long-term debt.

Borrowings under the Company's revolving bank credit facility were $36.0 million at June 29, 1996. Additional borrowing capacity of $27.7 million was available at that time under the Company's borrowing base formula.

Earnings before interest, taxes and depreciation ("EBITDA") was $17.7 million during the twenty-six weeks ended June 29, 1996 as compared to $13.1 million in the comparable prior year period and $9.6 million during the thirteen weeks ended June 29, 1996 as compared to $7.3 million in the comparable prior year period.

The consolidated indebtedness and stockholders' equity of the Company on June 29, 1996 were $223.6 million and $3.7 million, respectively compared to $235.7 million and $1.1 million at July 1, 1995.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of June 29, 1996, the Company was in compliance with its covenants.

The indenture governing the Di Giorgio 12% senior notes, as well as its bank agreement, impose various restrictions upon the Company, including among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

From time to time when the Company considers market conditions attractive, the Company has purchased and may continue to purchase and retire a portion of Di Giorgio's outstanding 12% senior notes.

                              Part II-OTHER INFORMATION

Item 1.     Legal Proceedings
- - ------      -----------------

          On or about May 31, 1996, the Company entered into a Settlement Agreement to resolve litigation regarding its occupancy of its former corporate headquarters in Somerset, New Jersey. The Settlement Agreement required the Company make a down-payment of $175,000 and 24 equal monthly payments of $15,500 beginning June 3, 1996. The Company is fully reserved for all such payments.

Item 6.     Exhibits and Reports on From 8-K
- - ------      --------------------------------

     (b)    Reports on Form 8-K.   None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          WHITE ROSE FOODS, INC.


                                       By: /s/ Arthur M. Goldberg
                                          ------------------------------
                                          Arthur M. Goldberg
                                          Chairman, President and Chief
                                          Executive Officer


                                       By: /s/ Richard B. Neff
                                          ------------------------------
                                          Richard B. Neff
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


Date: July 31, 1996