Form 10-Q
period 1996-09-28
WHITE ROSE FOODS INC
filed 1996-11-12
CIK 915433

   ------------------------------------------------------------------------

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 -------------------

                                      FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 28, 1996    Commission File No. 33-72284

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








     As of November 1, 1996, there were 100.612 shares of Class A Common Stock, par value of $.01, outstanding.

     ----------------------------------------------------------------------

                          WHITE ROSE FOODS, INC. AND SUBSIDIARIES


                                           INDEX



     PART 1.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Consolidated Condensed Balance Sheets,
           December 30, 1995 and September 28, 1996 (Unaudited).......      1

          Consolidated Condensed Statements of Operations,
           Thirty-Nine Weeks and Thirteen Weeks Ended
           September 30, 1995 and September 28, 1996 (Unaudited)......      2

          Consolidated Condensed Statement of Stockholders' Equity,
           Thirty-Nine Weeks Ended September 28, 1996 (Unaudited).....      3

          Consolidated Condensed Statements of Cash Flows,
           Thirty-Nine Weeks Ended September 30, 1995 and
           September 28, 1996 (Unaudited).............................      4

          Notes to Consolidated Condensed Financial Statements........      5

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................      6


     PART II.    OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K.....................     10

     Signatures.......................................................     11

                          White Rose Foods, Inc. and Subsidiaries
                           Consolidated Condensed Balance Sheets
                                       (in thousands)


                                                  December 30,  September 28,
                                                       1995         1996
                                                                 (Unaudited)
                         ASSETS
     Current Assets:
        Cash........................................       $365       $568
        Accounts and notes receivable...............     70,864     67,148
        Inventories.................................     52,331     50,886
        Prepaid expenses............................      3,480      4,202
                                                          -----      -----
               Total current assets.................    127,040    122,804
                                                        -------    -------
     Property, Plant & Equipment
        Cost........................................     71,043     71,306
        Accumulated depreciation....................    (10,985)   (14,492)
                                                         ------     ------
        Net.........................................     60,058     56,814
                                                         ------     ------
     Long-term notes receivable.....................     14,631     17,601
     Other assets...................................     12,680     12,527
     Deferred financing costs.......................      5,309      4,458
     Excess of costs over net assets acquired.......     98,613     96,444
                                                         ------     ------
                                                       $318,331   $310,648
                                                        =======    =======
             LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Notes payable...............................    $32,303    $35,115
        Accounts payable............................     58,414     50,750
        Accrued expenses............................     25,307     25,035
        Current installment long-term obligations...      3,771      3,621
                                                          -----      -----
               Total current liabilities............    119,795    114,521
                                                        -------    -------
     Long-term debt.................................    153,567    152,171
     Capital lease liability........................     33,902     32,133
     Other long-term liabilities....................      9,132      7,894

     Stockholders' Equity:
        Common stock................................          -          -
        Additional paid-in-capital..................     18,444     18,444
        Accumulated deficit.........................    (16,509)   (14,515)
                                                         ------     ------
               Total stockholders' equity...........      1,935      3,929
                                                          -----     ------
                                                       $318,331   $310,648
                                                        =======    =======

              See Notes to Consolidated Condensed Financial Statements

                          White Rose Foods, Inc. and Subsidiaries
                      Consolidated Condensed Statements of Operations
                                       (in thousands)
                                         (unaudited)

                                Thirteen weeks ended  Thirty-nine weeks ended
                                --------------------  ----------------------
                                  Sept 30,    Sept 28,   Sept 30,    Sept 28,
                                  1995         1996       1995         1996
     Revenue:
       Net Sales.................$243,504   $257,508    $752,507    $779,691
       Storage revenue...........     388        435       1,139       1,183
                                      ---        ---       -----       -----
             Total Revenue....... 243,892    257,943     753,646     780,874
     Cost of Products Sold....... 218,464    230,829     677,461     698,043
                                  -------    -------     -------     -------
     Gross Profit-exclusive
      of warehouse expense
      shown below................  25,428     27,114      76,185      82,831

       Warehouse expense.........   9,669     10,094      29,594      30,342
       Transportation expense....   5,655      5,387      17,293      16,342
       Selling, general and
       administrative expense....   5,403      5,940      16,855      18,079
       Amortization-excess of cost
       over net assets acquired..     723        723       2,169       2,169
                                      ---        ---       -----       -----
     Operating Income............   3,978      4,970      10,274      15,899

       Interest expense-net......   6,153      5,974      18,266      18,001
       Amortization-deferred
       financing costs...........     398        283       1,179         851
       Other <income>-net........  (1,652)    (1,514)     (5,304)     (4,728)
                                    -----      -----       -----       -----
     <Loss> income before
      extraordinary item.........    (921)       227      (3,867)      1,775
     Extraordinary gain on
      extinguishment of debt-net
      of tax.....................       0          0           0         219
                                      ---        ---         ---         ---
     Net <loss> income...........   ($921)      $227     ($3,867)     $1,994
                                     ====     ======      ======      ======

              See Notes to Consolidated Condensed Financial Statements

                          White Rose Foods, Inc. and Subsidiaries
                 Consolidated Condensed Statement of Stockholders' Equity
                             (in thousands, except share data)
                                       (unaudited)

                                                Additional
                          Class A Common Stock   Paid-In
                            Shares    Amount     Capital   (Deficit)   Total
     Balance at
      December 30, 1995     100.612   $  --      $18,444   ($16,509)   $1,935

     Net income:
      thirty-nine
      weeks ended
      September 28, 1996       --        --           --      1,994     1,994
                            -------     ---       ------     ------     -----
     Balance at
      September 28, 1996    100.612    $ --      $18,444   ($14,515)   $3,929
                            =======     ===       ======     ======     =====

              See Notes to Consolidated Condensed Financial Statements

                          White Rose Foods, Inc. and Subsidiaries
                       Consolidated Condensed Statement of Cash Flows
                                        (in thousands)
                                          (unaudited)
                                                      Thirty-nine weeks ended
                                                   September 30,September 28,
                                                         1995        1996
     CASH FLOWS FROM OPERATING ACTIVITIES:
     <Loss> income from operations...................    ($3,867)     $1,994
     Adjustments to reconcile net income to net cash
      used in operating activities
        Extraordinary gain on the extinguishment of
        debt-net of tax..............................          0        (219)
        Depreciation and amortization................      2,887       3,447
        Amortization.................................      3,743       3,414
        Provision for bad debts......................      1,575       1,875
        Increase in prepaid pension cost.............       (315)       (315)
        Noncash interest expense.....................      3,835       4,339
        Noncash interest income......................       (650)       (720)
     Changes in assets and liabilities:
       (Increase) decrease in:
        Accounts receivable..........................      4,461       1,841
        Inventory....................................      3,968       1,445
        Prepaid expenses & other current assets......       (670)       (703)
        Long-term receivables........................        428      (2,251)
        Others assets................................        (94)        338
       Increase (decrease) in:
        Accounts payable, accrued expenses and
         other liabilities...........................    (17,186)     (9,300)
                                                          ------      ------
     Net cash <used in> provided by operating activities  (1,885)      5,185
                                                           -----       -----
     CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant, & equipment.......     (1,672)       (506)
                                                           -----         ---
     Net cash used in investing activities...........     (1,672)       (506)
                                                           -----         ---
     CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line-of-credit...      2,051       2,812
     Refinancing of Farmingdale, NY property.........      6,600           0
     Capital lease payments..........................     (3,364)     (1,657)
     Long-term debt payments.........................     (1,401)     (5,631)
     Deferred financing fees paid....................       (600)          0
                                                             ---           -
     Net cash provided by <used in> financing activities   3,286      (4,476)
                                                           -----       -----
     <Decrease> increase in cash.....................       (271)        203
     Cash at beginning of period.....................        751         365
                                                             ---         ---
     Cash at end of period...........................       $480        $568
                                                             ===         ===
     Supplemental Disclosure of Cash Flow Information
        Cash paid during the period:
         Interest....................................    $17,513     $16,940
                                                           =====       =====
         Income Taxes................................       $128         $71
                                                             ===          ==
              See Notes to Consolidated Condensed Financial Statements

                       WHITE ROSE FOODS, INC AND SUBSIDIARIES

                                      NOTES TO

               CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)


     1.     BASIS OF PRESENTATION

     White Rose Foods, Inc. is a company which was formed to serve as a holding company for all of the stock of Di Giorgio Corporation
     ("Di Giorgio"). DIG Holding Corp. contributed 100% of the outstanding voting stock of Di Giorgio to White Rose Foods, Inc. in exchange for shares of common stock of White Rose Foods, Inc. In addition, White Rose Foods, Inc. purchased 100% of the non-voting common stock of Di Giorgio from DIG Holding Corp. in exchange for a note which was repaid in connection with the White Rose Foods, Inc. $63.5 million face value senior discount note offering. Since these transactions were among companies under common control, the acquisition of Di Giorgio by White Rose Foods, Inc. has been accounted for as if it were a pooling of interest and the financial statements reflect 100% ownership of Di Giorgio's operations for all periods. White Rose Foods, Inc. and subsidiaries (collectively "the Company") had no operations other than Di Giorgio's for all periods.

     The consolidated condensed balance sheet as of September 28, 1996, the consolidated condensed statements of operations for the thirty-nine weeks and the thirteen weeks ended September 30, 1995 and September 28, 1996, , the consolidated condensed statement of stockholders' equity for the thirty-nine weeks ended September 28, 1996, and the consolidated condensed statements of cash flows for the thirty-nine weeks ended September 30, 1995 and September 28, 1996 and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 30, 1995, Form 10-Q for the quarter ended March 30, 1996, and Form 10-Q for the quarter ended June 29, 1996 filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

     The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Results of operations for the thirteen weeks ended September 28, 1996 and September 30, 1995

     Net sales for the thirteen weeks ended September 28, 1996 increased $14.0 million or 5.7% to $257.5 million as compared to $243.5 million in the thirteen weeks ended September 30, 1995. The increase primarily reflects a temporary supplemental supply arrangement for grocery products during August and September and an increase in the average selling price per case stemming from both a change in mix of product sold and higher product cost.

     Gross margin (excluding warehouse expense) increased to 10.5% of net sales in the thirteen weeks ended September 28, 1996 from 10.4% of net sales in the prior period as a result of a more favorable mix of product sold.

     Warehouse expense decreased to 3.9% of net sales or $10.1 million in the thirteen weeks ended September 28, 1996 from 4.0% of net sales or $9.7 million in the prior period as operating improvements were offset slightly by the fact that the cost of the Kearny facility is fully included in current operations whereas in the past, it had been included as part of a facility integration expense reserve stemming from the acquisition of the Royal dairy division in 1994.

     Transportation expense decreased to 2.1% of net sales or $5.4 million in the thirteen weeks ended September 28, 1996 from 2.3% of net sales or $5.7 million in the prior period as a result of better utilization of its transportation fleet. This was accomplished through the use of larger trailers and more structured delivery schedules thereby reducing the number of deliveries. These savings were partly offset by higher wages.

     Selling, general and administrative expense increased to 2.3% of net sales or $5.9 million in the thirteen weeks ended September 28, 1996 from 2.2% of net sales or $5.4 million in the prior period partly due to an increase in the provision for doubtful accounts.

     Other income decreased approximately $200,000 to $1.5 million in the thirteen weeks ended September 28, 1996 from $1.7 million in the prior period.

     Interest expense decreased to $6.0 million in the thirteen weeks ended September 28, 1996 from $6.2 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt, offset by the increase in accreted noncash interest on the Company's $63.5 million face value senior discount notes.

     Due to book and tax net operating loss carryforwards, the Company did not provide for an income tax provision.

     The Company recorded net income for the thirteen weeks ended September 28, 1996 of $227,000 as compared to a net loss of $921,000 in the comparable prior year period.

     Results of operations for the thirty-nine weeks ended September 28, 1996 and September 30, 1995

     Net sales for the thirty-nine weeks ended September 28, 1996 increased $27.2 million or 3.6% to $779.7 million as compared to $752.5 million in the thirty-nine weeks ended September 30, 1995. The increased sales primarily reflects higher same customer sales, a temporary supplemental third party supply agreement, and higher product cost.

     Gross margin (excluding warehouse expense) increased to 10.6% of net sales in the thirty-nine weeks ended September 28, 1996 from 10.1% of net sales in the prior period as a result of a more favorable mix of product sold.

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

     Transportation expense decreased to 2.1% of net sales or $16.3 million in the thirty-nine weeks ended September 28, 1996 from 2.3% of net sales or $17.3 million in the prior period as a result of better utilization of its transportation fleet. This was accomplished through the use of larger trailers and more structured delivery schedules thereby reducing the number of deliveries. These savings were partly offset by higher wages.

     Selling, general and administrative expense increased to 2.3% of net sales during the thirty-nine weeks ended September 28, 1996 from 2.2% of net sales in the prior period primarily due to an increased provision for doubtful accounts.

     Other income declined to $4.7 million from $5.3 million in the prior period reflecting the inclusion in the prior period of a one-time settlement of a lawsuit for approximately $500,000.

     Interest expense decreased to $18.0 million in the thirty-nine weeks ended September 28, 1996 from $18.3 million in the prior period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt partially offset by the inclusion of the Carteret facility capital lease for the full period and the increase in accreted noncash interest on the Company's $63.5 million face value senior discount notes.

     Due to book and tax net operating loss carryforwards, the Company did not provide for an income tax provision.

     The Company recorded net income for the thirty-nine weeks ended September 28, 1996 of $2.0 million, which included a $219,000 gain on the extinguishment of debt net of tax, as compared to a net loss of $3.9 million in the prior period.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated debt service requirements, working capital needs, and capital expenditures during fiscal 1996.

     During the thirty-nine weeks ended September 28, 1996, cash flow provided by operating activities was $5.2 million consisting primarily of cash generated from net income, non-cash expenses and declines of $1.8 million in net receivable levels and $1.4 million in inventory being partially offset by a $9.3 million decrease in accounts payable, accrued expense and other liabilities and an increase in long-term notes receivable of $2.3 million.

     Cash flow used in investing activities during the thirty-nine weeks ended September 28, 1996 was approximately $506,000, all of which was used for capital expenditures. Net cash used in financing activities was approximately $4.5 million, primarily used to retire long-term debt.

     Borrowings under the Company's revolving bank credit facility were $35.1 million at September 28, 1996. Additional borrowing capacity of $29.9 million was available at that time under the Company's borrowing base formula.

     Earnings before interest, taxes and depreciation ("EBITDA") was $25.9 million during the thirty-nine weeks ended September 28, 1996 as compared to $20.4 million in the comparable prior year period and $8.2 million during the thirteen weeks ended September 28, 1996 as compared to $7.3 million in the comparable prior year period.

     The consolidated indebtedness of the Company decreased $10.9 million to $223.0 million on September 28, 1996 compared to $233.9 million at September 30, 1995. The decrease consisted of a $7.1 million reduction in the Senior Notes, a $5.8 million reduction in the working capital facility, a $2.3 million reduction in capital leases, and $1.5 million in note payments, offset by the $5.8 million accretion in the $63.5 million face value senior discount notes. Stockholder's equity increased $3.7 million to $3.9 million on September 28, 1996 from $152,000 on September 30, 1995.

     Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of September 28, 1996, the Company was in compliance with its covenants.

     The indenture governing the Company's 12% senior notes, as well as the Company's bank agreement, impose various restrictions upon the Company, including among other things, limitations on the occurrence of additional debt and the making of certain payments and investments.

     In November 1996, the Company received notice from a customer that their supply agreement would be terminated in the fourth quarter of 1996. The agreement was scheduled to expire October 1997. Sales to this customer totaled $48.9 million in the thirty-nine weeks ended September 28, 1996 and $47.7 million in the comparable prior period.

     On November 5, 1996, the Company's dairy division warehouse and trucking unionized employees ratified a new contract with terms proposed by the Company and expiring in November 2000.

                               Part II-OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibit 10.49 Amendment No. 8, dated as of September 26, 1996 to Credit Agreement dated as of February 10, 1993, among Di Giorgio Corporation, as Borrower, the financial institutions parties thereto as Lenders, BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company as Issuing Bank.

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


     Date: November 7, 1996

                                 EXHIBIT INDEX


     EXHIBIT                                                   SEQUENTIALLY
     NUMBER                       DESCRIPTION                 NUMBERED PAGE


     10.49       Amendment No. 8, dated as of September 26,         13
                 1996 to Credit Agreement dated as of
                 February 10, 1993, among Di Giorgio
                 Corporation, as Borrower, the financial
                 institutions parties thereto as Lenders,
                 BT Commercial Corporation, as Agent for
                 the Lenders, and Bankers Trust Company
                 as Issuing Bank.