Form 10-Q
period 1997-03-29
WHITE ROSE FOODS INC
filed 1997-05-08
CIK 915433

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 29, 1997          Commission File No. 33-72284

                                   ----------

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

                                  ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X          No ____









As of April 25, 1997, there were 100.612 shares of Class A Common Stock, par value of $.01, outstanding.

--------------------------------------------------------------------------------

                     WHITE ROSE FOODS, INC. AND SUBSIDIARIES


                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets,
            December 28, 1996 and March 29, 1997 (Unaudited)............      1

         Consolidated Condensed Statements of Operations,
            Thirteen Weeks Ended March 30, 1996
            and March 29, 1997  (Unaudited) ............................      2

         Consolidated Condensed Statement of Stockholders' Equity,
            Thirteen Weeks Ended March 29, 1997 (Unaudited) ............      3

         Consolidated Condensed Statements of Cash Flows,
            Thirteen Weeks Ended March 30, 1996 and March 29, 1997
            (Unaudited) ................................................      4

         Notes to Consolidated Condensed Financial Statements ..........      5

Item 2.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations......................................      6


PART II. OTHER INFORMATION

Item 5.  Other Information..............................................     10

Item 6.  Exhibits and Reports on Form 8-K ..............................     10

Signatures  ............................................................     11

                     White Rose Foods, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                                 (in thousands)


                                                  December 28,  March 29,
                                                     1996         1997
                                                              (Unaudited)
                    ASSETS
Current Assets:
   Cash.........................................     $1,749     $1,734
   Accounts and notes receivable-net............     61,550     65,466
   Inventories..................................     49,563     51,994
   Prepaid expenses.............................      3,706      3,197
                                                      -----      -----
          Total current assets..................    116,568    122,391
                                                    -------    -------
Property, Plant & Equipment
   Cost.........................................     71,784     72,197
   Accumulated depreciation.....................    (15,514)   (17,093)
                                                     ------     ------
   Net..........................................     56,270     55,104
                                                     ------     ------
Long-term notes receivable......................     19,276     20,857
Other assets....................................     12,216     12,411
Deferred financing costs........................      4,172      3,883
Excess of costs over net assets acquired........     92,567     91,898
                                                     ------     ------
                                                   $301,069   $306,544
                                                    =======    =======
         LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable................................    $26,719    $28,352
   Accounts payable.............................     49,468     55,134
   Accrued expenses.............................     24,362     21,367
   Current installment long-term obligations....      3,677      3,634
                                                      -----      -----
          Total current liabilities.............    104,226    108,487
                                                    -------    -------
Long-term debt..................................    153,389    154,606
Capital lease liability.........................     31,523     30,996
Other long-term liabilities.....................      7,826      7,621

Stockholders' Equity:
   Common stock.................................          -          -
   Additional paid-in-capital...................     17,225     17,225
   Accumulated deficit..........................    (13,120)   (12,391)
                                                     ------     ------
          Total stockholders' equity............      4,105      4,834
                                                      -----     ------
                                                   $301,069   $306,544
                                                    =======    =======

              See Notes to Consolidated Condensed Financial Statements

                     White Rose Foods, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                                 (in thousands)
                                  (unaudited)

                                                       Thirteen weeks ended
                                                      ----------------------
                                                      March 30,     March 29,
                                                        1996         1997
Revenue:
  Net Sales........................................    $263,861    $264,378
 Other revenue.....................................       1,013       1,595
                                                          -----       -----
        Total Revenue..............................     264,874     265,973
Cost of Products Sold..............................     236,723     237,180
                                                        -------     -------
Gross Profit-exclusive of
 warehouse expense shown below.....................      28,151      28,793

  Warehouse expense................................      10,423      10,609
  Transportation expense...........................       5,625       5,422
  Selling, general and
  administrative expense...........................       5,902       5,524
  Amortization-excess of cost
  over net assets acquired.........................         723         669
                                                          -----       -----
Operating Income...................................       5,478       6,569

  Interest expense.................................       6,138       5,709
  Amortization-deferred financing costs............         284         288
  Other (income)-net...............................        (777)     (1,043)
                                                            ---       -----
(Loss) income before income taxes..................        (167)      1,615
Income taxes.................... ..................           0         886
                                                            ---         ---
Net (loss) income..................................       ($167)       $729
                                                           ====        ====

              See Notes to Consolidated Condensed Financial Statements

                     White Rose Foods, Inc. and Subsidiaries
            Consolidated Condensed Statement of Stockholders' Equity
                        (in thousands, except share data)
                                   (unaudited)

                                           Additional
                     Class A Common Stock   Paid-In  (Accumulated
                       Shares    Amount     Capital    Deficit)   Total
Balance at
 December 28, 1996     100.612   $  --      $17,225   ($13,120)   $4,105

Net income:
 thirteen weeks
 ended March 29, 1997    --         --           --        729       729
                       -------     ---       ------     ------     -----
Balance at
 March 29, 1997        100.612    $ --      $17,225   ($12,391)   $4,834
                       =======     ===       ======     ======     =====

              See Notes to Consolidated Condensed Financial Statements

                     White Rose Foods, Inc. and Subsidiaries
                 Consolidated Condensed Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)
                                                      Thirteen weeks ended
                                                      March 30,  March 29,
                                                        1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..................................      ($167)       $729
Adjustments to reconcile net income to net cash
 used in operating activities
   Depreciation and amortization...................      1,252       1,147
   Amortization....................................      1,150       1,088
   Provision for bad debts.........................        625         375
   Increase in prepaid pension cost................       (105)        (75)
   Noncash interest expense........................      1,397       1,544
   Noncash interest income.........................       (233)       (259)
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable.............................      4,336      (4,291)
   Inventory.......................................       (777)     (2,431)
   Prepaid expenses................................        191         579
   Long-term receivables...........................     (1,027)     (1,322)
   Others assets...................................        155         116
  Increase (decrease) in:
   Accounts payable, accrued expenses and
    other liabilities..............................    (10,501)      2,462
                                                        ------      ------
Net cash used in operating activities..............     (3,704)       (338)
                                                         -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, & equipment..........       (175)       (413)
                                                         -----         ---
Net cash used in investing activities..............       (175)       (413)
                                                         -----         ---
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line-of-credit......      5,355       1,633
Capital lease payments.............................       (550)       (579)
Long-term debt payments............................       (308)       (318)
                                                           ---         ---
Net cash provided by financing activities..........      4,497         736
                                                         -----         ---
Increase (decrease) in cash........................        618         (15)
Cash at beginning of period........................        447       1,749
                                                           ---       -----
Cash at end of period..............................     $1,065      $1,734
                                                        ======      ======
Supplemental Disclosure of Cash Flow Information
   Cash paid during the period:
    Interest.......................................     $7,507      $7,043
                                                         =====       =====
    Income Taxes...................................        $67         $72
                                                            ==          ==
              See Notes to Consolidated Condensed Financial Statements

                     WHITE ROSE FOODS, INC AND SUBSIDIARIES

                                    NOTES TO

            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)



1.       BASIS OF PRESENTATION

White Rose Foods, Inc. ("White Rose") is a company which was formed to serve as a holding company for all of the stock of Di Giorgio Corporation ("Di Giorgio"). DIG Holding Corp. contributed 100% of the outstanding voting stock of Di Giorgio to White Rose in exchange for shares of common stock of White Rose. In addition, White Rose purchased 100% of the non-voting common stock of Di Giorgio from DIG Holding Corp. in exchange for a note which was repaid in connection with the White Rose $63.5 million face value senior discount note offering. Since these transactions were among companies under common control, the acquisition of Di Giorgio by White Rose has been accounted for as if it were a pooling of interest and the financial statements reflect 100% ownership of Di Giorgio's operations for all periods. White Rose and subsidiaries (collectively "the Company") had no operations other than Di Giorgio's for all periods.

On December 27, 1996, the Company and its parent, DIG Holding, effected a merger with the Company continuing as the surviving corporation. As the stockholders of the Company are identical to the stockholders of DIG Holding, the exchange of shares was a transfer of interest among entities under common control, and is being accounted for at historical cost in a manner similar to pooling of interest accounting. Accordingly, the consolidated financial statements presented herein reflect the assets and liabilities and related results of operations of the combined entity for all periods.

Previously, the Company classified as other income reclamation service fees, label income and other customer related services. Commencing in the year ended December 28, 1996, the Company is classifying these items as other revenue. Prior year amounts have been reclassified accordingly. The change in classification has no effect on previously reported net income.

The consolidated condensed balance sheet as of March 29, 1997, the consolidated condensed statements of operations for the thirteen weeks ended March 30, 1996 and March 29, 1997 and the consolidated condensed statements of cash flows for the thirteen weeks ended March 30, 1996 and March 29, 1997 and related notes are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

The interim figures are not necessarily indicative of the results to be expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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


Thirteen weeks ended March 29, 1997 and March 30, 1996

Net sales for the thirteen weeks ended March 29, 1997 were $264.4 million as compared to $263.9 million for the thirteen weeks ended March 30, 1996 ("Prior Period") as a $14.2 million decrease in sales to a customer which terminated its contract for dairy division products in the fourth quarter of 1996 was offset by a temporary supplemental third party supply arrangement and increased sales to existing customers.

Other revenue, consisting of recurring customer related services, increased 57.5% to $1.6 million for the thirteen weeks ended March 29, 1997 as compared to $1.0 million in the Prior Period primarily due to providing a produce distribution service for a particular customer which began in the first quarter of 1997. Revenue from this service is accounted for as other revenue because the Company receives a handling fee per case and does not own this particular inventory. In addition, the Company is in the process of dedicating its auxiliary warehouse in Kearny, New Jersey to this produce distribution service, which is expected to be fully operational in the second quarter of 1997.

Gross margin (excluding warehouse expense) increased to 10.9% of net sales or $28.8 million for the thirteen weeks ended March 29, 1997 as compared to 10.7% of net sales or $28.2 million for the Prior Period as a result of a more favorable mix of product sold. Although the Company has taken steps and will continue to take steps to maintain and improve its margins, there can be no assurance the decrease in promotional activities, that management believes is an industry wide trend, will not continue.

Warehouse expense remained relatively constant at 4.0% of net sales or $10.6 million for the thirteen weeks ended March 29, 1997 as compared to 4.0% of net sales or $10.4 million for the Prior Period, as operating efficiencies in the grocery and frozen divisions were offset by costs in the dairy division related to the produce distribution business.

Transportation expense remained constant at 2.1% of net sales or $5.4 million for the thirteen weeks ended March 29, 1997 as compared to 2.1% of net sales or $5.6 million for the Prior Period.

Selling, general and administrative expense decreased to 2.1% of net sales or $5.5 million for the thirteen weeks ended March 29, 1997 as compared to 2.2% of net sales or $5.9 million for the Prior Period primarily due to a reduction in the provision for doubtful accounts as a result of a significant decline in credit exposure to a former customer.

Other income, net of other expenses, increased to $1.0 million for the thirteen weeks ended March 29, 1997 as compared to $777,000 for the Prior Period primarily due to increased interest income.

Interest expense decreased to $5.7 million for the thirteen weeks ended March 29, 1997 from $6.1 million for the Prior Period. The comparative decrease in the 1996 period represents a decline in the average outstanding level of the Company's funded debt offset by increased accretion of the senior discount notes.

The Company recorded an income tax provision of $886,000 resulting in an effective income tax rate of 55% for the thirteen weeks ended March 29, 1997 as compared to an effective tax rate of 0% for the Prior Period. The Company's estimated effective tax rate is higher than its statutory tax rate primarily because of the nondeductibility of certain of the Company's amortization of the excess of cost over net assets acquired; however, due to net operating loss carryforwards for tax purposes, the Company does not expect to pay federal income tax for the current year with the exception of an alternative minimum tax.

The Company recorded net income for the thirteen weeks ended March 29, 1997 of $729,000 as compared to a loss of $167,000 for the Prior Period.

Liquidity and Capital Resources


Cash flow from operations and amounts available under the Company's bank credit facility are the Company's principal sources of liquidity. The Company's bank credit facility expires on June 30, 1997. The Company's bank group has approved an extension of the bank credit facility until June 30, 2000 subject to the payment of certain fees and modification of certain covenants. The Company expects to enter into a formal amendment to effectuate this extension in the second fiscal quarter of 1997. Effective February 1, 1997, the interest rate on the Company's bank credit facility has already been lowered by 0.25% to prime plus 0.75% or Eurodollar plus 2.25% because of the Company's ability to meet certain financial tests. Borrowings under the Company's revolving bank credit facility were $28.4 million at March 29, 1997 at an average interest rate as of that date of 7.94%. Additional borrowing capacity of $38.3 million was available at that time under the Company's borrowing base formula. The Company believes that these sources will be adequate to meet its anticipated debt service requirements, working capital needs, and capital expenditures during fiscal 1997.

During the thirteen weeks ended March 29, 1997, cash flow used for operating activities was $338,000 consisting primarily of cash generated from net income, non-cash expenses and increases in accounts payable and accrued expenses of $2.5 million offset by an increase in net receivable levels (including the long-term portion) of $5.6 million and an increase in inventory levels of $2.4 million.

Cash flow used in investing activities during the thirteen weeks ended March 29, 1997 was approximately $413,000, all of which was used for capital expenditures. Net cash provided by financing activities was approximately $736,000, consisting of net borrowings under the bank credit facility of $1.6 million offset by note payments and capital lease payments of $897,000.

Earnings before interest, taxes, depreciation and amortization, excluding extraordinary items ("EBITDA"), were $9.3 million during the thirteen weeks ended March 29, 1997 as compared to $8.1 million in the comparable prior year period.

The consolidated indebtedness of the Company decreased $11.8 million to $217.6 million at March 29, 1997 as compared to $229.4 million at March 30, 1996. The decrease consisted of a $4.8 million reduction in the Company's 12% senior notes, a $9.3 million reduction in the working capital facility, a $2.3 million reduction in capital leases, and a $1.5 million decrease in notes payable, offset by a $6.1 million accretion of the senior discount notes. Stockholder's equity increased $2.9 million to $ 4.8 million at March 29, 1997 from $1.9 million at March 30, 1996.

Under the terms of the Company's revolving bank credit facility, the Company is required to meet certain financial tests, including minimum interest coverage ratios and minimum net worth. As of March 29, 1997, the Company was in compliance with its covenants.

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

In May 1997, the Company entered into an agreement to buyout a lease of tangible property at its frozen facility from an affiliate of the Company for $2.025 million.

                            Part II-OTHER INFORMATION



Item 5.   Other Information

          The Company continues to have a leasehold interest in its former grocery distribution facility in Farmingdale, New York under an agreement with the fee owner of the facility. The Company and the fee owner share the economic benefits of the resulting income stream, financings related thereto or ultimate sale of the property, with 80% to the Company and 20% to the fee owner. The Company also has an option to purchase the property from the fee owner commencing in 1998 for an amount equal to 20% of the net fair market value of the property. In August 1993, the Company entered into an agreement to sublease the entire premises to a third party subtenant for an initial term of five years with certain renewal and purchase options. The subtenant has exercised its purchase option, which option provides for both an automatic five year extension of the sublease until August 2003 and a reduction in the subtenant's monthly rent if the Company is unable to deliver title to the property to the subtenant by August 1998. Although there can be no assurances, the Company expects the sale to be completed by the end of fiscal 1998.


Item 6.   Exhibits and Reports on Form 8-K

 (b)      Reports on Form 8-K.               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                 WHITE ROSE FOODS, INC.


                                            By:  /s/ Arthur M. Goldberg
                                                 -------------------------------
                                                 Arthur M. Goldberg
                                                 Chairman, President and Chief
                                                 Executive Officer


                                            By:  /s/ Richard B. Neff
                                                 -------------------------------
                                                 Richard B. Neff
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)


Date:    May 5, 1997